Form 10-Q
period 1996-03-31
AMERICAN LEASING INVESTORS VI-A
filed 1996-05-15
CIK 735562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-13517


                         AMERICAN LEASING INVESTORS VI-A
             (Exact name of registrant as specified in its charter)


       CALIFORNIA                                                13-3190452
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]          No [   ]

================================================================================

                         AMERICAN LEASING INVESTORS VI-A
                             (A limited partnership)

                           FORM 10-Q - MARCH 31, 1996


                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1996 and December 31, 1995


       STATEMENTS OF OPERATIONS -
       For the three months ended March 31, 1996 and 1995


       STATEMENT OF PARTNERS' EQUITY -
       For the three months ended March 31, 1996


       STATEMENTS OF CASH FLOWS -
       For the three months ended March 31, 1996 and 1995


       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                         AMERICAN LEASING INVESTORS VI-A
                             (A limited partnership)

                                 BALANCE SHEETS

                                                       March 31,     December 31,
                                                         1996            1995
                                                      -----------    -----------
 ASSETS
      Equipment held for sale .....................   $ 1,596,380    $ 1,596,380
      Other assets ................................         1,374          1,374
      Cash and cash equivalents ...................           145         28,987
                                                      -----------    -----------
                                                      $ 1,597,899    $ 1,626,741
                                                      ===========    ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses .......   $    35,998    $    45,576
                                                      -----------    -----------
 Commitments and contingencies

 Partners' equity
      Limited partners' equity (12,319 units issued
         and outstanding) .........................     1,606,460      1,625,531
      General partners' deficit ...................       (44,559)       (44,366)
                                                      -----------    -----------
         Total partners' equity ...................     1,561,901      1,581,165
                                                      -----------    -----------

                                                      $ 1,597,899    $ 1,626,741
                                                      ===========    ===========

See notes to financial statements.

                        AMERICAN LEASING INVESTORS VI-A
                            (A limited partnership)

                            STATEMENTS OF OPERATIONS

                                                        For the three months ended
                                                                March 31,
                                                        --------------------------
                                                            1996         1995
                                                          --------     --------
Revenues
  Interest ...........................................    $   --       $  1,692
                                                          --------     --------

                                                              --          1,692
                                                          --------     --------

Costs and expenses
  General and administrative .........................      11,825       15,555
  Operating ..........................................       7,439       13,673
                                                          --------     --------

                                                            19,264       29,228
                                                          --------     --------

Net loss .............................................    $(19,264)    $(27,536)
                                                          ========     ========

Net loss attributable to
  Limited partners ...................................    $(19,071)    $(27,261)
  General partners ...................................        (193)        (275)
                                                          --------     --------

                                                          $(19,264)    $(27,536)
                                                          ========     ========

Net loss per unit of limited partnership interest
  (12,319 units outstanding) .........................    $ (1.55)     $  (2.21)
                                                          ========     ========


See notes to financial statements.

                         AMERICAN LEASING INVESTORS VI-A
                             (A limited partnership)

                          STATEMENT OF PARTNERS' EQUITY


                                        Limited         General        Total
                                       Partners'       Partners'      Partners'
                                        Equity          Deficit        Equity
                                      -----------    -----------    -----------
 Balance, January 1, 1996 .........   $ 1,625,531    $   (44,366)   $ 1,581,165

 Net loss for the three months
      ended March 31, 1996 ........       (19,071)          (193)       (19,264)
                                      -----------    -----------    -----------

 Balance, March 31, 1996 ..........   $ 1,606,460    $   (44,559)   $ 1,561,901
                                      ===========    ===========    ===========



See notes to financial statements.

                         AMERICAN LEASING INVESTORS VI-A
                             (A limited partnership)

                            STATEMENTS OF CASH FLOWS

                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                           1996         1995
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net loss ........................................   $ (19,264)   $ (27,536)
     Changes in assets and liabilities
        Other assets .................................        --          2,700
        Accounts payable and accrued expenses ........      (9,578)      (2,856)
                                                         ---------    ---------

            Net cash used in operating activities ....     (28,842)     (27,692)
                                                         ---------    ---------

Cash flows from investing activities
     Other non-operating payments ....................        --        (15,823)
                                                         ---------    ---------
            Net cash used in investing activities ....        --        (15,823)
                                                         ---------    ---------


Net decrease in cash and cash equivalents ............     (28,842)     (43,515)

Cash and cash equivalents, beginning of period .......      28,987      149,843
                                                         ---------    ---------

Cash and cash equivalents, end of period .............   $     145    $ 106,328
                                                         =========    =========



See notes to financial statements.

                         AMERICAN LEASING INVESTORS VI-A
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the American Leasing Investors VI-A (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Equipment Held for Sale

         The cost of equipment held for sale (formerly, leased equipment accounted for under the financing method) represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value. Depreciation is not taken on equipment held for sale.

         When equipment is sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment may not be recoverable.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management"), and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). CDG Associates was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $3,300.


         The Partnership has a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership did not incur equipment management fees during the three months ended March 31, 1996 and 1995.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributions of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No such amounts were incurred during the three months ended March 31, 1996 and 1995.

         The general partners are entitled to 1% of distributable cash from operations and cash from sales and an allocation of 1% of taxable net income or loss of the Partnership.

         During the operating and sale stage of the Partnership, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than their recorded equity.

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

4        LEASE TERMINATION

         On July 1, 1994, upon the receipt of the final rental installment, the lease of one Fokker F-28 Mark 4000 aircraft (the "Aircraft") with one spare Rolls Royce 555-15 Spey engine (the "Spare Engine") expired in accordance with its original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment. The Aircraft and the Spare Engine are the Partnership's remaining assets and represent approximately 47% of the original equipment acquired by the Partnership on an original cost basis. The Aircraft and the Spare Engine were returned to the Partnership and placed into a storage facility. The Partnership is currently attempting to sell the Aircraft with the Spare Engine. The Partnership is encountering severe competition in attempting to sell the Aircraft and the Spare Engine. The aircraft industry is highly competitive. Realizable values from the sale of aircraft vary considerably, depending upon the type of aircraft, the condition of the aircraft, the number of such type of aircraft available for sale and the nature of the prospective user.

5        MANAGEMENT'S PLANS

         The Partnership's remaining asset currently does not generate any cash flow to support its operations. The Partnership is attempting to dispose of its remaining equipment. The Managing General Partner has no obligation under the Partnership's Agreement of Limited Partnership to fund cash flow shortfalls or to furnish direct or indirect financial assistance to the Partnership. However, the Managing General Partner intends to advance funds to the Partnership to enable it to continue operating until the sale of the remaining equipment. Upon the consummation of a sale of its remaining asset, the Partnership will have completed the liquidation of its equipment portfolio. The Managing General Partner will then prepare a final accounting of the Partnership's assets and liabilities, commence the dissolution and termination of the Partnership and make a final distribution to its partners.

ITEM 2 - MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership did not make a cash distribution with respect to the quarter ended March 31, 1996. As of March 31, 1996, the Partnership had no operating reserves remaining. The Partnership has utilized all of its working capital reserve to fund operations, primarily the continuation of certain operating expenses. In April 1996, the Managing General Partner advanced the Partnership $20,000 in order to continue the Partnership's operations.

         The Partnership's remaining asset, a Fokker F-28 Mark 4000 aircraft (the "Aircraft") with one spare Rolls Royce 555-15 Spey engine (the "Spare Engine") (lease terminated July 1, 1994) represents approximately 47% of the Partnership's original portfolio. The associated debt was re-paid upon the receipt of the final rental installment. The Aircraft with the Spare Engine was returned to the Partnership and placed into a storage facility and the Partnership is currently looking into sales opportunities. The Partnership is encountering severe competition in attempting to sell the Aircraft with the Spare Engine, as the aircraft industry is highly competitive. Realizable values from the sale vary considerably, depending upon the type of aircraft, the condition of the aircraft, the number of such type of aircraft available for sale and the nature of the prospective user.

         The Partnership's remaining asset currently does not generate any cash flow to support the Partnership's operations. The Managing General Partner has no obligation under the Partnership's Agreement of Limited Partnership to fund cash flow shortfalls or to furnish direct or indirect financial assistance to the Partnership. However, the Managing General Partner intends to advance funds to the Partnership to enable it to continue operating until the sale of the remaining equipment. Upon the consummation of a sale of its remaining asset, the Partnership will have completed the liquidation of its equipment portfolio. The Managing General Partner will then prepare a final accounting of the Partnership's assets and liabilities, commence the dissolution and termination of the Partnership and make a final distribution to partners.

         The Partnership had no outstanding material commitments for capital expenditures as of March 31, 1996.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

         In April 1995, the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management"), and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone will perform certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Such agreement provides that substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

         Results of Operations

         The net loss decreased for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 as the absence of revenues was partially offset by the decrease in expenses for the quarter ended March 31, 1996.

         Expenses decreased for the quarter ended March 31, 1996 as compared to the comparable prior year period.

         The Partnership did not incur depreciation expense during the quarter ended March 31, 1996 and 1995; the remaining asset owned by the Partnership was accounted for as a financing lease and terminated at July 1, 1994 in accordance with its original lease terms. Operating expenses decreased significantly for the quarter ended March 31, 1996, as compared to the corresponding period of the prior year, due to a reduction in expenses incurred related to the storage of the Aircraft, which has been off-lease since July 1994, as well as a reduction in administrative costs.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits: None
(b)      Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN LEASING INVESTORS VI-A
                                      By:  ALI Equipment Management Corp.
                                           Managing General Partner



                                      /S/  Douglas J. Lambert
                                           ----------------------------------
                                           Douglas J. Lambert
                                           President (Principal Executive and
                                             Financial Officer)


May 15, 1996