Form 10-Q
period 1996-06-30
AMERICAN LEASING INVESTORS VI-A
filed 1996-08-14
CIK 735562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                    Yes    [ X ]          No [   ]

                         AMERICAN LEASING INVESTORS VI-A
                             (A limited partnership)

                            FORM 10-Q - JUNE 30, 1996






                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - June 30, 1996 and December 31, 1995


           STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995


           STATEMENT  OF  PARTNERS'  EQUITY - For the six months  ended June 30,
           1996


           STATEMENTS OF CASH FLOWS - For the six months ended June 30, 1996 and 1995


           NOTES TO FINANCIAL STATEMENTS

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS



                                                AMERICAN LEASING INVESTORS VI-A
                                                     (A limited partnership)

                                                         BALANCE SHEETS

                                                                                  June 30,      December 31,
                                                                                     1996           1995
                                                                                  -----------   -----------
ASSETS
     Cash and cash equivalents .................................................  $ 2,134,178   $    28,987
     Other assets ..............................................................       19,674         1,374
     Equipment held for sale ...................................................         --       1,596,380
                                                                                  -----------   -----------
                                                                                  $ 2,153,852   $ 1,626,741
                                                                                  ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable .....................................................  $ 2,104,559   $      --
     Accounts payable and accrued expenses .....................................       49,293        45,576
                                                                                  -----------   -----------
        Total liabilities ......................................................    2,153,852        45,576
                                                                                  -----------   -----------


Commitments and contingencies

Partners' equity
     Limited partners' equity (12,319 units issued
        and outstanding) .......................................................         --       1,625,531
     General partners' deficit .................................................         --         (44,366)
                                                                                  -----------   -----------

        Total partners' equity .................................................         --       1,581,165
                                                                                  -----------   -----------

                                                                                  $ 2,153,852   $ 1,626,741
                                                                                  ===========   ===========

See notes to financial statements.

                                                AMERICAN LEASING INVESTORS VI-A
                                                    (A limited partnership)

                                                     STATEMENTS OF OPERATIONS

                                                                       For the three months ended          For the six months ended
                                                                                June 30,                            June 30,
                                                                       --------------------------        --------------------------
                                                                          1996             1995             1996             1995
                                                                       ---------        ---------        ---------        ---------
Revenues
      Interest .................................................       $  18,300        $     639        $  18,300        $   2,331
                                                                       ---------        ---------        ---------        ---------
                                                                          18,300              639           18,300            2,331
                                                                       ---------        ---------        ---------        ---------

Costs and expenses
     General and administrative ................................          23,919           29,155           35,744           44,710
     Operating .................................................           6,854            8,851           14,293           22,524
                                                                       ---------        ---------        ---------        ---------
                                                                          30,773           38,006           50,037           67,234
                                                                       ---------        ---------        ---------        ---------


                                                                         (12,473)         (37,367)         (31,737)         (64,903)


Gain on disposition of equipment, net ..........................         555,131             --            555,131             --
                                                                       ---------        ---------        ---------        ---------
Net income (loss) ..............................................       $ 542,658        $ (37,367)       $ 523,394        $ (64,903)
                                                                       =========        =========        =========        =========

Net income (loss) attributable to
     Limited partners ..........................................       $ 537,231        $ (36,993)       $ 518,160        $ (64,254)
     General partners ..........................................           5,427             (374)           5,234             (649)
                                                                      ---------        ---------        ---------        ---------
                                                                       $ 542,658        $ (37,367)       $ 523,394        $ (64,903)
                                                                       =========        =========        =========        =========

Net income (loss) per unit of limited partnership
     interest (12,319 units outstanding) .......................       $   43.61        $   (3.00)           42.06        $   (5.22)
                                                                       =========        =========        =========        =========

See notes to financial statements.

                                                AMERICAN LEASING INVESTORS VI-A
                                                    (A limited partnership)

                                                 STATEMENT OF PARTNERS' EQUITY

                                                                               Limited              General                Total
                                                                              Partners'            Partners'              Partners'
                                                                               Equity               Deficit               Equity
                                                                            -----------           -----------           -----------
Balance, January 1, 1996 .........................................          $ 1,625,531           $   (44,366)          $ 1,581,165

Net income for the six months
     ended June 30, 1996 .........................................              518,160                 5,234               523,394

Distributions to partners ($169.13 per
     limited partnership unit) ...................................           (2,083,513)              (21,046)           (2,104,559)

Capital account equalization upon dissolution ....................              (60,178)               60,178                  --
                                                                            -----------           -----------           -----------
Balance, June 30, 1996 ...........................................          $      --             $      --             $      --
                                                                            ===========           ===========           ===========

See notes to financial statements.

                                                AMERICAN LEASING INVESTORS VI-A
                                                   (A limited partnership)

                                                   STATEMENTS OF CASH FLOWS


                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                        ----------------------------------
                                                                                             1996                  1995
                                                                                        -----------            -----------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) .........................................................        $   523,394            $   (64,903)
     Adjustments to reconcile net income (loss)
        to net cash used in operating activities
            Gain on disposition of equipment ...................................           (555,131)                  --
     Changes in assets and liabilities
        Other assets ...........................................................            (18,300)                 3,876
        Accounts payable and accrued expenses...................................              3,717                  2,990
                                                                                        -----------            -----------
            Net cash used in operating activities ..............................            (46,320)               (58,037)
                                                                                        -----------            -----------

Cash flows from investing activities
     Proceeds from disposition of equipment ....................................          2,151,511                   --
     Other non-operating payments ..............................................               --                  (20,775)
                                                                                        -----------            -----------
            Net cash provided by (used in) investing activities ................          2,151,511                (20,775)
                                                                                        -----------            -----------

Net increase (decrease) in cash and cash equivalents ...........................          2,105,191                (78,812)

Cash and cash equivalents, beginning of period .................................             28,987                149,843
                                                                                        -----------            -----------
Cash and cash equivalents, end of period .......................................        $ 2,134,178            $    71,031
                                                                                        ===========            ===========

See notes to financial statements.

                         AMERICAN LEASING INVESTORS VI-A
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

1        ORGANIZATION

         American Leasing Investors VI-A (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Act of California as of October 3, 1983, for the purpose of investing in and leasing equipment. Through June 30, 1996, the Partnership liquidated, through sales and dispositions, all of its original portfolio of equipment.

         In accordance with the terms of the Agreement of Limited Partnership (the "Limited Partnership Agreement") ALI Equipment Management Corp. ("Equipment Management"), the managing general partner of the Partnership, prepared a final accounting of the Partnership's assets and liabilities and completed the dissolution and termination of the Partnership. In August 1996, the limited partners received a final cash distribution of $169.13 per Limited Partnership Unit ("Unit"), which represented distributable cash from sales, as defined in the Limited Partnership Agreement, available for distribution after providing for the liquidation of the Partnership's liabilities.

2        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Equipment Held for Sale

         The cost of equipment held for sale (formerly, leased equipment accounted for under the financing method) represented the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and was carried at the lower of depreciated cost or net realizable value. Depreciation was not taken on equipment held for sale.

         When  equipment  was  sold or  otherwise  disposed  of,  the  cost  and accumulated depreciation (and any related allowance for equipment impairment) were removed from the accounts and any gain or loss on such sale or disposal was reflected in operations. Normal maintenance and repairs were charged to operations as incurred. The Partnership provided allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believed that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment might not be recoverable.

4        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), Equipment Management and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). CDG Associates was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controlled the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $12,252.

         The Partnership had a management agreement with IREG, pursuant to which IREG received 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contained net lease provisions; and 1% of annual gross rental revenues if services were performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. The Partnership did not incur equipment management fees during the six months ended June 30, 1996 and 1995.

         During the operating and sale stage of the Partnership, IREG was entitled to a partnership management fee equal to 4% of distributions of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No such amounts were incurred during the six months ended June 30, 1996 and 1995.

4        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The general partners are entitled to 1% of distributable cash from operations and cash from sales and an allocation of 1% of taxable net income or loss of the Partnership.

         The Limited Partnership Agreement provides, under certain circumstances, for the general partners to make certain payments representing Capital Account Deficit Restoration upon termination and/or liquidation of the Partnership. No such amount was deemed to be required to be paid by the general partners pursuant to such provisions.

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

5        LEASE TERMINATION

         On July 1, 1994, upon the receipt of the final rental installment, the lease of one Fokker F-28 Mark 4000 aircraft (the "Aircraft") with one spare Rolls Royce 555-15 Spey engine (the "Spare Engine") expired in accordance with its terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment. The Aircraft and the Spare Engine were the Partnership's remaining assets and represented approximately 47% of the original equipment acquired by the Partnership on an original cost basis. The Aircraft and the Spare Engine were returned to the Partnership and placed into a storage facility (see
         Note 6).

6        AIRCRAFT SALE

         On June 7, 1996, the Partnership completed the process of disposing of its remaining equipment, the Aircraft and Spare Engine. The Aircraft and Spare Engine were sold to an unaffiliated third party for approximately $2,282,100 less selling expenses of approximately $130,600. At the time of sale, such equipment had a net carrying value of approximately $1,596,400.

7        DISTRIBUTIONS TO PARTNERS

         Distributions payable to Limited Partners and General Partners of $2,083,513 ($169.13 per unit) and $21,046, respectively, at June 30,
         1996, were paid in August 1996.

ITEM 2 - MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         During the quarter ended June 30, 1996, the Partnership liquidated all of its remaining equipment. The Partnership paid a final cash distribution of $169.13 per unit of limited partnership interest for the six months ended June 30, 1996.

         The Partnership's remaining asset, a Fokker F-28 Mark 4000 aircraft (the "Aircraft") with one spare Rolls Royce 555-15 Spey engine (the "Spare Engine") represented approximately 47% of the Partnership's original portfolio. The associated debt was repaid upon the receipt of the final rental installment on July 1, 1994 at which time the lease of the Aircraft and the Spare Engine were terminated in accordance with its terms. The Aircraft and the Spare Engine were returned to the Partnership and placed into a storage facility, until they were sold on June 7, 1996.

         In accordance with the terms of the Limited Partnership Agreement, Equipment Management prepared a final accounting of the Partnership's assets and liabilities and completed the dissolution and termination of the Partnership. In August 1996, the limited partners received a final cash distribution, which represented distributable cash from the sale of the Aircraft and the Spare Engine, available for distribution after providing for the liquidation of the Partnership's liabilities.

         The Aircraft with the Spare Engine did not generate any cash flow while in storage. On June 7, 1996, the Aircraft and the Spare Engine were sold to an unaffiliated third party for approximately $2,282,100 less selling expenses of approximately $130,600. At the time of sale, such equipment had a net carrying value of approximately $1,596,400.

         Results of Operations

         The net income increased for the quarter and six months ended June 30, 1996 as compared to the quarter and six months ended June 30, 1995 due to the gain recognized on the sale of the Aircraft and Spare Engine and an increase in interest income, as well as a reduction in expenses.

         The Partnership did not incur depreciation expense during the quarter and six months ended June 30, 1996 and 1995; the remaining asset owned by the Partnership was accounted for as a financing lease and terminated at July 1, 1994 in accordance with its lease terms. Operating expenses decreased significantly for the periods ended June 30, 1996, as compared to the corresponding periods of the prior year, due to a reduction in expenses incurred related to the storage of the Aircraft and the Spare Engine, which had been off-lease since July 1994, as well as a reduction in administrative costs.

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

                                           AMERICAN LEASING INVESTORS VI-A
                                           By:   ALI Equipment Management Corp.
                                                 Managing General Partner



                                           /S/   Douglas J. Lambert
                                                 ------------------
                                                 Douglas J. Lambert
                                                 President (Principal Executive
                                                 and Financial Officer)



Date: August 13, 1996